Form 10-Q
period 2010-03-31
Wilder Filing, Inc.
filed 2010-08-05
CIK 1480797

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

Commission File No.  000-53876

Wilder Filing, Inc.
(Name of Small Business Issuer in its Charter)

New York	91-1768085
(State of Incorporation)	(IRS Identification Number)

82 Dune Road, Island Park, New York  11558
(Address of Principal Executive Offices)

Registrant's telephone number, including area code (561) 431-1447

Indicate by a check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

( ) Yes                                (X)  No

Indicate by a check mark whether the issuer is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    [     ]          Accelerated Filer    [     ]      Non-Accelerated Filer    [     ] Smaller Reporting Company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [   ] No [X]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  9,537,000 as of March 31, 2010.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Wilder Filing, Inc.
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	F-2

Statements of Operations for the three months ended March 31, 2010 and
2009 (Unaudited)	F-3

Statements of Changes in Stockholders’ Equity
for the three months ended March 31, 2009 (Unaudited) and
the years ended December 31, 2009 and 2008	F-4

Statements of Cash Flows for three months ended March 31, 2010 and
2009 (Unaudited)	F-5

Notes to Financial Statements	F-6

Wilder Filing, Inc.
Balance Sheets
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$2,623	$1,520
Accounts receivable	1,346	2,734
Total current assets	3,969	4,254

Equipment, less accumulated depreciation of $543 and $492, respectively	478	529
Total Assets	$4,447	$4,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$100	$100
Total current liabilities	100	100

Stockholders' Equity
Preferred Stock, $0.0001 par value;
authorized 1,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.0001 par value;
authorized 50,000,000 shares,
issued and outstanding 9,537,000 shares and 9,537,000 shares, respectively	954	954
Additional paid-in capital	2,821	2,821
Retained earnings	572	908
Total stockholders' equity	4,347	4,683
Total Liabilities and Stockholders' Equity	$4,447	$4,783

Wilder Filing, Inc.
Statements of Operations
(Unaudited)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009

Fees revenue	$1,240	$10,710
Total revenues	1,240	10,710

Costs and expenses
Compensation to related parties	1,500	9,750
Other general and administrative	76	396
Total Costs and Expenses	1,576	10,146

Income before income taxes	(336)	564
Income taxes	-	-
Net income (loss)	$(336)	$564

Net income (loss) per share
Basic and diluted	$(0.00)	$0.00

Number of common shares used to compute net income (loss) per share
Basic and Diluted	9,537,000	9,500,000

Wilder Filing, Inc.
Statements of Stockholders' Equity

	Common Stock, $0.0001 par value		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance - December 31, 2007	9,500,000	$950	$1,900	$92	$2,942
Net income	-	-	-	4,361	4,361
Balance - December 31, 2008	9,500,000	950	1,900	4,453	7,303
Issuance of stock for cash	37,000	4	921	-	925
Net income (loss)	-	-	-	(3,545)	(3,545)
Balance- December 31, 2009	9,537,000	954	2,821	908	4,683
Unaudited:
Net income (loss)	-	-	-	(336)	(336)
Balance- March 31, 2010	9,537,000	$954	$2,821	$572	$4,347

Wilder Filing, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009

Cash Flows from Operating Activities
Net income (loss)	$(336)	$564
Depreciation	51	51
Change in operating assets and liabilities:
Accounts receivable	1,388	324
Accounts payable and accrued expenses	-	-
Net cash provided by (used for) operating activities	1,103	939

Cash Flows from Investing Activities
Equipment additions	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-
Net cash provided by (used for ) financing activities	-	-

Increase (decrease) in cash	1,103	939

Cash - beginning of period	1,520	1,814

Cash - end of period	$2,623	$2,753

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Wilder Filing, Inc.
Notes to Financial Statements
March 31, 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Wilder Filing, Inc.  (the “Company”) was incorporated in New York on August  20, 2004. The Company provides EDGAR filing services to Securities and Exchange Commission (“SEC”) reporting companies.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009  have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

(b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Wilder Filing, Inc.
Notes to Financial Statements
March 31, 2010

(c)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable and accrued expenses.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments.

(d)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

(e)	Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight line method over the estimated useful lives of the respective assets.

(f)	Revenue Recognition

Revenue from services is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonable assured, and (4) services have been performed.

(g)	Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Shared-Based Payment”.

(h)	Income Taxes

Income taxes are accounted for under the assets and liability method.  Current income taxes are provided in accordance with the laws of the respective taxing authorities.  Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.   Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Wilder Filing, Inc.
Notes to Financial Statements
March 31, 2010

(i)	Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average   number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

(j)	Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 4 – STOCKHOLDERS’ EQUITY

On December 17, 2007, the Company amended its certificate of incorporation to change its authorized capital from 200 shares of common stock, no par value, to 50,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, $0.0001 par value per share and to increase its issued and outstanding shares of common stock to 9,500,000 shares. All references to shares and per share amounts in the accompanying financial statements have been restated to retroactively reflect these transactions.

In 2009, the Company sold in private transactions a total of 37,000 shares of its common stock to a total of 37 investors at a price of $0.025 per share, or $925 total.

NOTE 5 – INCOME TAXES

The Company has filed its Federal and New York income tax returns as an S corporation since inception. As such, the net income (loss) of the Company is includible in the income tax returns of the Company stockholders and the Company is not subject to income tax. Accordingly, no provisions for income taxes have been recorded for the periods presented.

NOTE 6- SIGNIFICANT CUSTOMERS

In the three months ended March 31, 2010, one customer accounted for 100% of total revenues.

In the three months ended March 31, 2009, two customers accounted for approximately 94% and 6%, respectively, of total revenues

Wilder Filing, Inc.
Notes to Financial Statements
March 31, 2010

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2010 and our results of operations for the three months ended March 31, 2009 and 2010. The following discussion should be read in conjunction with the financial statements for such periods.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or out industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated and prepared in US Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

As used in this quarterly report, the terms "Wilder" the “Company”, “we”, “us”, “our” mean Wilder Filing, Inc., unless otherwise indicated.

Critical Accounting Policies and Estimates

In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement the Company’s accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. These estimates also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others.

Overview of Company

Incorporated in 2004, Wilder Filing, Inc. has provided EDGAR filing services to companies reporting to the United States Securities and Exchange Commission since 2004.  We file any and all documents required to be filed with the SEC by registrants of securities and/or companies subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

We had $30,727 and $14,544 in revenues for the years ended December 31, 2009 and 2008, respectively, with net loss of $3,545 in 2009 and net income of $4,361 in 2008. We had revenue of $1,240 and net loss of $336 for the three months ended March 31, 2010.

Wilder has limited operating capital, and it may not be sufficient to enable us to fully continue and/or increase our business operations.  Additional funding may be required to meet Wilder’s goals to expand operations and increase marketing efforts.  In such case, existing shareholders may see their investments in Wilder diluted.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 20010 COMPARED TO MARCH 31, 2009.

REVENUES

Fees revenue for the three months ended March 31, 2010 totaled $1,240, a decrease of $9,470 or 88.42%, as compared to fees revenue of $10,710 for the three months ended March 31, 2009. The decrease in revenue is due to a decrease in the number of filings that our largest client required in 2010.

For the three months ended March 31, 2010, one customer accounted for approximately 100% of our total revenues.  During the same period of 2009, our two largest customers comprised approximately 100% of our total revenues.

COST AND EXPENSES

Cost and expenses for the three months ended March 31, 2009 totaled $1,576, a decrease of $8,570 or 84.47%, as compared to cost and expenses of $10,146 for the three months ended March 31, 2009.

Compensation to Related Parties

Compensation to related parties decreased $8,250 or 84.62% from $9,750 for the three months ended March 31, 2009 to $1,500 for the three months ended March 31, 2010.

Other General and Administrative

Other general and administrative expenses decreased $320 or 80.80% from $396 for the three months ended March 31, 2009 to $76 for the three months ended March 31, 2010.

NET INCOME (LOSS)

As a result of the above, for the three months ended March 31, 2009 we experienced net income of $564 and for the three months ended March 31, 2010, we had a net loss of $336.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our primary source of liquidity has come from fees revenue.   For the three months ended March 31, 2010, cash increased $1,103 from $1,520 at December 31, 2009 to $2,623 at March 31, 2010. The increase was primarily due to a $1,388 decrease in accounts receivable offset partially by the $336 net loss.

Management believes that the Company has sufficient capital for ongoing operation for the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

Wilder has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our results of operations or financial condition.

Item 3.	QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

Item 4T.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2010.

(b)           Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, will have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that the benefits of a control system must be considered relative to its cost. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors described in “Risk Factors” of our report on Form 10 filed on January 15, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended March 31, 2010, there were no sales of unregistered equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[REMOVED AND RESERVED]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are filed as part of this Form 10-Q.

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

31. 1	Certification of Wilder’s President and Wilder’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1
Certification of Wilder’s President and Wilder’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILDER FILING, Inc.

DATE: August 4, 2010	By:	/s/Joel Schonfeld
	Name:	Joel Schonfeld
	Title:	President