Form 10-Q
period 2010-06-30
Wilder Filing, Inc.
filed 2010-08-18
CIK 1480797

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  9,537,000 as of June 30, 2010.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Wilder Filing, Inc.
Balance Sheet

	June 30	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$ 503	$ 1,520
Accounts Receivable	2,160	2,734
Total Current Assets	2,663	4,254

Equipment, less accumulated depreciation of $594 and $ 492, respectively	427	529

Total Assets	$ 3,090	$ 4,783

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable & Accrued Expenses	$ 100	$ 100
Total Current Assets	100	100

Stockholders' Equity
Preferred Stock, $0.0001 par value;
authorized 20,0,0,000, none issued and outstanding	-	-
Common Stock, $0.0001 par value;
authorized 50,000,000 shares, issued and outstanding 9,537,000 and
9,537,000 shares, respectively	954	954
Additional paid-in capital	2,821	2,821
Retained earnings	(785)	908
Total stockholders' equity	2,990	4,683

Total Liabilities and Stockholders' Equity	$ 3,090	$ 4,783

See notes to financial statements.

Wilder Filing, Inc.
Statements of Operations
(unaudited)

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Fees revenue	2,844	17,343	4,084	23,521
Total revenues	2,844	17,343	4,084	23,521

Costs and expenses
Compensation to Related Parties	2,400	6,000	3,900	15,750
Other general and administrative	1,801	51	1,877	447
Total costs and expenses	4,201	6,051	5,777	16,197

Income before income taxes	(1,357)	11,292	(1,693)	7,324

Income taxes	-	-	-	-

Net Income (Loss)	(1,357)	11,292	(1,693)	7,324

Net income (loss) per share
Basic and diluted	(0.00)	0.00	(0.00)	0.00

Number of Common shares used to compute net income (loss) per share
Basic and dilued	9,537,000	9,520,000	9,537,000	9,510,000

See notes to financial statements.

Wilder Filing, Inc.
Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities
Net Income (loss)	$ (1,693)	$ 7,324
Depreciation	102	102
Change in operating assets and liabilities:
Accounts Receivable	574	(6,446)
Accounts payable and accrued expenses	-	-
Net cash provided by (used for ) operating activities	(1,017)	980

Cash Flows from Investing Activities
Equipment additions	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	925
Net cash provided by (used for) financing activities	-	925

Increase (decrease) in cash	(1,017)	1,905

Cash- beginning of period	1,520	1,814

Cash- end of period	$ 503	$ 3,719

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See notes to financial statements.

Wilder Filing, Inc.
Statements of Stockholders' Equity
	Common Stock			Retained
	$0.0001 par value		Additional	Earnings
	Shares	Amount	Paid in Capital	(Deficit)	Total

Balance- December 31, 2007	9,500,000	$950	$1,900	$92	$2,942
Net income	-	-	-	4,361	4,361
Balance- December 31, 2008	9,500,000	950	1,900	4,453	7,303

Issuance of stock for cash	37,000	4	921	-	925
Net Income (Loss)	-	-	-	(3,545)	(3,545)
Balance- December 31, 2009	9,537,000	954	2,821	4,453	8,228

Unaudited:
Net Income (Loss)				(1,693)	(1,693)
Balance- June 30, 2010	9,537,000	$954	$2,821	$2,760	$6,535

See notes to financial statements.

Wilder Filing, Inc.
Notes to Financial Statements
June 30, 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Wilder Filing, Inc.  (the “Company”) was incorporated in New York on August  20, 2004. The Company provides EDGAR filing services to Securities and Exchange Commission (“SEC”) reporting companies.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009  have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the three and six months ended June 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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
June 30, 2010

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

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Shared-Based Payment.”

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
June 30, 2010

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

NOTE 6- SIGNIFICANT CUSTOMERS

In the six months ended June 30, 2010, three customers accounted for 85%, 12% and 3%, respectively, of total revenues.

In the six months ended June 30, 2009, one customer accounted for approximately 91% of total revenues.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2010 and our results of operations for the three and six months ended June 30, 2009 and 2010. The following discussion should be read in conjunction with the financial statements for such periods.

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

We had $30,727 and $14,544 in revenues for the years ended December 31, 2009 and 2008, respectively, with net loss of $3,545 in 2009 and net income of $4,361 in 2008. We had revenue of $4,084 and net loss of $1,693 for the six months ended June 30, 2010.

Wilder has limited operating capital, and it may not be sufficient to enable us to fully continue and/or increase our business operations.  Additional funding may be required to meet Wilder’s goals to expand operations and increase marketing efforts.  In such case, existing shareholders may see their investments in Wilder diluted.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009.

REVENUES

Fees revenue for the three months ended June 30, 2010 totaled $2,844, a decrease of $14,499 or 83.60%, as compared to fees revenue of $17,343 for the three months ended June 30, 2009. The decrease in revenue is due to a decrease in the number of clients, and in the number of filings that our largest client required in 2010.

For the three months ended June 30, 2010, one customer accounted for approximately 100% of our total revenues.  During the same period of 2009, our two largest customers comprised approximately 100% of our total revenues.

COST AND EXPENSES

Cost and expenses for the three months ended June 30, 2010 totaled $4,201, a decrease of $1,850 or 30.6%, as compared to cost and expenses of $6,051 for the three months ended June 30, 2009.

Compensation to Related Parties

Compensation to related parties decreased $3,600 or 60% from $6,000 for the three months ended June 30, 2009 to $ 2,400 for the three months ended June 30, 2010.

Other General and Administrative

Other general and administrative expenses increased $1,750 or 343.1% from $51 for the three months ended June 30, 2009 to $1,801 for the three months ended June 30, 2010.

NET INCOME (LOSS)

As a result of the above, for the three months ended June 30, 2009 we had a net income of $1,192 and for the three months ended June 30, 2010, we had a net loss of $1,357.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009.

REVENUES

Fees revenue for the six months ended June 30, 2010 totaled $4,084, a decrease of $19,437 or   82.6%, as compared to fees revenue of $23,521 for the six months ended June 30, 2009. The decrease in revenue is due to a decrease in the number of filings that our largest client required in 2010.

For the six months ended June 30, 2010, three customers accounted for approximately 85%, 12%, 3%, respectively, of our total revenues.  During the same period of 2009, one customer accounted for approximately 91% of total revenues.

COST AND EXPENSES

Cost and expenses for the six months ended June 30, 2010 totaled $5,777 a decrease of $10,420 or 193%, as compared to cost and expenses of $16,197 for the six months ended June 30, 2009.

Compensation to Related Parties

Compensation to related parties decreased $11,850 or 75.2% from $15,750 for the six months ended June 30, 2009 to $ 3,900 for the six months ended June 30, 2010.

Other General and Administrative

Other general and administrative expenses increased $1,430 or 319% from $447 for the six months ended June 30, 2009 to $1,877 for the six months ended June 30, 2010.

NET INCOME (LOSS)

As a result of the above, for the six months ended June 30, 2009 we had a net income of $7,324 and for the six months ended June 30, 2010, we had a net loss of $1,693.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our primary source of liquidity has come from fees revenue.   For the six months ended June 30, 2010, cash decreased $1,017 from $1,520 at December 31, 2009 to $503 at June 30, 2010. The decrease was primarily due to the $1,693 net loss, offset by $102 depreciation and a $574 decrease in accounts receivable.
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

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2010.

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

During the three months ended June 30, 2010, there were no sales of unregistered equity securities.

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

WILDER FILING, INC

Dated: August 17, 2010	By:	/s/Joel Schonfeld
	Name:	Joel Schonfeld.
	Title:	President