Form 10-Q
period 2010-09-30
Wilder Filing, Inc.
filed 2010-11-22
CIK 1480797

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  9,537,000 as of September 30, 2010.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Wilder Filing, Inc.
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$31	$1,520
Accounts Receivable	1,490	2,734
TOTAL CURRENT ASSETS	1,521	4,254

Equipment, less accumulated depreciation	376	529

TOTAL ASSETS	$1,897	$4,783

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Accounts Payable and Accrued Expenses	$4,600	$100
TOTAL LIABILITIES	4,600	100

Stockholders' Equity (Deficiency)
Preferred Stock, $0.001 par value;
authorized 1,000,000 shares, none issued and outstanding	-	-
Common stock, $0.0001 par value;
authorized 50,000,000 shares, issued and outstanding
9,537,000 and 9,537,000 shares, respectively	954	954
Additional Paid in Capital	2,821	2,821
Retained Earnings (deficit)	(6,478)	908
Total Stockholders' equity (deficiency)	(2,703)	4,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,897	$4,783

See notes to financial statements.

Wilder Filing, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Fees revenue	$958	$4,185	$5,042	$27,706
Total revenues	958	4,185	5,042	27,706

Costs and expenses
Compensation to Related Parties	-	9,200	3,900	24,950
Other general and administrative	6,651	4,724	8,528	5,171
Total costs and expenses	6,651	13,924	12,428	30,121

Income before income taxes	(5,693)	(9,739)	(7,386)	(2,415)

Income taxes	-	-	-	-

Net Income (Loss)	$(5,693)	$(9,739)	$(7,386)	$(2,415)

Net Income (loss) per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of Common shares used to compute net income (loss) per share
Basic and diluted	9,537,000	9,524,667	9,537,000	9,524,667

See notes to financial statements.

Wilder Filing, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities

Net Income (loss)	$(7,386)	$(2,415)
Depreciation	153	153
Change in operating assets and liabilities:
Accounts Receivable	1,244	585
Accounts payable	4,500	-
Net cash provided by (used for ) operating activities	(1,489)	(1,677)

Cash Flows from Investing Activities
Equipment additions	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	925
Net cash provided by (used for) financing activities	-	925

Increase (decrease) in cash	(1,489)	(752)

Cash- beginning of period	1,520	1,814

Cash- end of period	$31	$1,062

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Wilder Filing, Inc.
Statements of Stockholders' Equity (Deficiency)

	Common Stock			Retained
	$0.001 par value		Additional	Earnings
	Shares	Amount	Paid in Capital	(Deficit)	Total

Balance- December 31, 2007	9,500,000	$950	$1,900	$92	$2,942
Net Income	-	-	-	4,361	4,361
Balance- December 31, 2008	9,500,000	950	1,900	4,453	7,303

Issuance of stock for cash	37,000	4	921	-	925
Net Income (Loss)	-	-	-	(3,545)	(3,545)
Balance- December 31, 2009	9,537,000	954	2,821	908	4,683

Unaudited:
Net Income (Loss)				(7,386)	(7,386)
Balance- September 30, 2010	9,537,000	$954	$2,821	$(6,478)	$(2,703)

See notes to financial statements.

Wilder Filing, Inc.
Notes to Financial Statements
September 30, 2010

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS
Wilder Filing, Inc.  (the “Company”) was incorporated in New York on August  20, 2004. The Company provides EDGAR filing services to Securities and Exchange Commission (“SEC”) reporting companies.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2010 and for the three and nine months ended September 30, 2010 and 2009  have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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

Wilder Filing, Inc.
Notes to Financial Statements
September 30, 2010

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

Wilder Filing, Inc.
Notes to Financial Statements
September 30, 2010

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

Wilder Filing, Inc.
Notes to Financial Statements
September 30, 2010

NOTE 4 – STOCKHOLDERS’ EQUITY

On December 17, 2007, the Company amended its certificate of incorporation to change its authorized capital from 200 shares of common stock, no par value, to 50,000,000 shares of common stock, $0.0001 par value per share, and 1,000,000 shares of preferred stock, $0.0001 par value per share and to increase its issued and outstanding shares of common stock to 9,500,000 shares. All references to shares and per share amounts in the accompanying financial statements have been restated to retroactively reflect these transactions.

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

NOTE 6- SIGNIFICANT CUSTOMERS

In the nine months ended September 30, 2010, three customers accounted for 55%, 35%, 10%, respectively, of total revenues.

In the nine months ended September 30, 2009, two customers accounted for approximately 82% and 18%, respectively, of total revenues.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of September 30, 2010 and our results of operations for the three and nine months ended September 30, 2009 and 2010. The following discussion should be read in conjunction with the financial statements for such periods.

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

We had $30,727 and $14,544 in revenues for the years ended December 31, 2009 and 2008, respectively, with net loss of $3,545 in 2009 and net income of $4,361 in 2008. We had revenue of $5,042 and net loss of $7,386 for the nine months ended September 30, 2010.

Wilder has limited operating capital, and it may not be sufficient to enable us to fully continue and/or increase our business operations.  Additional funding may be required to meet Wilder’s goals to expand operations and increase marketing efforts.  In such case, existing shareholders may see their investments in Wilder diluted.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009.

REVENUES

Fees revenue for the three months ended September 30, 2010 totaled $958, a decrease of $3,227 or 78%, as compared to fees revenue of $4,158 for the three months ended September 30, 2009. The decrease in revenue is due to a decrease in the number of clients, and in the number of filings that our largest client required in 2010.

For the three months ended September 30, 2010, one customer accounted for approximately 100% of our total revenues.  During the same period of 2009, our two largest customers comprised approximately 100% of our total revenues.

COST AND EXPENSES

Cost and expenses for the three months ended September 30, 2010 totaled $6,151, a decrease of $7,273 or 52%, as compared to cost and expenses of $13,924 for the three months ended September 30, 2009.

Compensation to Related Parties

Compensation to related parties decreased $9,200 or 100% from $9,200 for the three months ended September 30, 2009 to $0 for the three months ended September 30, 2010.

Other General and Administrative

Other general and administrative expenses increased $1,924 or 41% from $4,724 for the three months ended September 30, 2009 to $6,651 for the three months ended September 30, 2010.

NET INCOME (LOSS)

As a result of the above, for the three months ended September 30, 2009 we had a net (loss) of $(5,693) and for the three months ended September 30, 2010, we had a net (loss) of $(9,739).

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009.

REVENUES

Fees revenue for the nine months ended September 30, 2010 totaled $5,042, a decrease of $22,864 or 83%, as compared to fees revenue of $27,706 for the nine months ended September 30, 2009. The decrease in revenue is due to a decrease in the number of filings that our largest client required in 2010.

In the nine months ended September 30, 2010, three customers accounted for 55%, 35%, 10%, respectively, of total revenues.

In the nine months ended September 30, 2009, two customers accounted for approximately 82% and 18%, respectively, of total revenues.

COST AND EXPENSES

Cost and expenses for the nine months ended September 30, 2010 totaled $12,428 a decrease of $17,973 or 60%, as compared to cost and expenses of $30,121 for the nine months ended September 30, 2009.

Compensation to Related Parties

Compensation to related parties decreased $21,050 or 84% from $24,950 for the nine months ended September 30, 2009 to $ 3,900 for the nine months ended September 30, 2010.

Other General and Administrative

Other general and administrative expenses increased $3,357 or 65% from $5,171 for the nine months ended September 30, 2009 to $8,528 for the nine months ended September 30, 2010.

NET INCOME (LOSS)

As a result of the above, for the nine months ended September 30, 2009 we had a net loss of $2,415 and for the nine months ended September 30, 2010, we had a net loss of $7,386.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our primary source of liquidity has come from fees revenue.   For the nine months ended September 30, 2010, cash decreased $1,489 from $1,520 at December 31, 2009 to $31 at September 30, 2010. The decrease was primarily due to the $7,386 net loss, offset by $153 depreciation, $1,244 decrease in accounts receivable and $4,500 increase in accounts payable.

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

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2010.

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

During the three months ended September 30, 2010, there were no sales of unregistered equity securities.

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

WILDER FILING, INC.

Dated: November 20, 2010	By:	/s/Joel Schonfeld
	Name:	Joel Schonfeld
	Title:	President