Form 10-K
period 2010-12-31
Wilder Filing, Inc.
filed 2011-05-09
CIK 1480797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-53876

WILDER FILING INC.
(Exact Name of Registrant as Specified in its charter)

New York	91-1768085
(State of Incorporation)	(IRS Identification Number)

82 Dune Road, Island Park, NY	11558
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (212) 344-1600

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class	Registered
0	0

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act) ☐ Yes    ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer or accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐                                                                            Accelerated Filer ☐
Non-Accelerated Filer   ☐                                                                             Smaller reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2010, the last business day of the registrant's most recently completed year:

9,537,000  shares at $.0001 (par value) = $ 953.70

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

9,537,000 common shares issued and outstanding as of December 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

WILDER FILING, INC.
2010 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS
PART I
Item 1	Business	4
	General	4
	Business Strategy	4
	Products and Services	4
	Competition	5
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	7
Item 2	Properties	7
Item 3	Legal Proceedings	7
		7
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	7
Item 6	Selected Financial Data	7
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
	Forward-Looking Statements	8
	Critical Accounting Policies	8
	Overview	8
	Cost and Expenses	9
	Results of Operations	9
	Revenues	9
	Costs and Expenses	9
	Net Income (Loss)	9
	Liquidity and Capital Resources	9
	Inflation	9
	Contractual Commitments	10
	Off-Balance Sheet Arrangements	10
	Related Party Transactions	10
	Critical Accounting Policies	10
	Subsequent Events	10
Item 7A	Qualitative and Qualitative Disclosures about Market Risk	10
Item 8	Financial Statements and Supplementary Data	F-1
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of shareholders’ Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F6-9
Item 9	Changes In and Disagreements With Accountants on Accounting on Accounting and Financial Disclosure	20
Item 9A(T)	Controls and Procedures	20
Item 9B	Other Information	21

PART III
Item 10	Directors, Executive Officers and Corporate Governance	21
Item 11	Executive Compensation	22
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 13	Certain Relationships and Related Transactions	24
Item 14	Principal Accountant Fees and Services	24

PART IV
Item 15	Exhibits and Financial Statement Schedules	25
Signatures		26

FORM 10-K
WILDER FILING, INC.

PART I

ITEM 1:	DESCRIPTION OF BUSINESS

GENERAL

Wilder Filing, Inc. (“Wilder”) was incorporated on August 20, 2004 under the laws of the State of New York to engage in any lawful corporate undertaking, including, but not limited to, printing and preparing corporate filings pursuant to the Securities and Exchange Commission Electronic Data Gathering And Retrieval (EDGAR) system. Wilder operations to date have been limited to preparing and filing EDGAR documents for a small number of companies.  We are dependent on a just a few customers.  For the year ended December 31, 2009, two customers accounted for approximately 83% and 17%, respectively, of our total revenues and for the year ended December 31, 2010, two customers accounted for approximately 66% and 34%, respectively, of our total revenues. We had $6,380 in sales revenue for the year ended December 31, 2010, with a net loss of $7,388.    Total assets at December 31, 2009 were $4,783 and $3,684 at December 31, 2010.

Since commencing operations in 2004, we have filed reports and registration statements on behalf of companies whose filings are required under the Securities Act of 1933 (“Securities Act”) and/or the Securities Exchange Act of 1934 (“Exchange Act”) in the format prescribed by the commission's EDGAR system. While our business is not seasonal, we are busiest during those times of year when quarterly and annual reports are due. Most of our clients operate on a calendar year ending December 31; as a result, most of our revenue is earned in March, May, August and November. Because all filings are made electronically, our business is not limited to any one geographical area. Our business consists solely of filing reports and registration statements; we do not engage in printing services.  Our principal office is located at 82 Dune Road, Island Park, NY 11558.

Wilder currently has three (3) part time employees, two of whom are also Wilder’s executive officers.  The number of hours that each employee dedicates to Wilder depends on the workload of the company.  In general, each employee dedicates a minimum of five to ten hours a week to Wilder.

BUSINESS STRATEGY

Wilder's principal objective is to continue to offer filing services for companies required to file reports with the Securities and Exchange Commission, with the goal of increasing our client base and expanding our business. We intend to begin advertising to increase our client base, although we are currently uncertain as to when we will begin advertising or how much we will expend on advertising.

PRODUCTS AND SERVICES

All filings with the Commission must be made via EDGAR.

Through the use of EDGARizer® software, professional training from EDGARfilings, and knowledge of the required forms, Wilder has been filing SEC required forms on behalf of its clients, most of which are small business issuers. Since it began operations, Wilder has sought to provide its clients with efficient, timely and personalized service. On behalf of our clients, we have filed both registration statements and Exchange Act reports.

On December 17, 2008, the SEC adopted final rules integrating interactive data tagging technology into the SEC filing process.  The EDGAR system will be replaced by IDEA (Interactive Data Electronic Applications).  The new tagging system, combined with the IDEA system, will give investors faster and easier access to key financial information about public companies and mutual funds that contain financial statements of the registrant for a fiscal period that ends on or after June 15, 2011.  New exhibits in the new interactive format will be required for reports containing financial statements.  This requirement is being phased in so that by the end of 2011 all filers using GAAP, including smaller reporting companies, and foreign private issuers that prepare their financial statements in accordance with IFRS as issued by the IASB, will be using the new system.  For Wilder this means that we will have to purchase software to allow us to file financial statements using the new interactive tag format and IDEA system, and receiving training in such system.  In the event we are unable to purchase such software and/or we are unable to use the new system, we will no longer be able to prepare filings for our customers, which would result in the termination of our business.  We are currently researching different companies that offer this software, and we expect to purchase such software by the end of the first quarter of 2011.

COMPETITION

There are hundreds of companies providing EDGAR filing services. Many are larger and are better known and funded than Wilder. In addition, the barrier to entry in this industry is low since EDGAR formatting software can be purchased for under $5,000. We compete with all such filing services. Further, many issuers may choose to file their own reports.

ITEM 1A:	RISK FACTORS

The business of Wilder is subject to numerous risk factors, including the following:

▪	Wilder has a short operating history and minimal assets.

Wilder commenced its operations in 2004. Revenues for the years 2009 and 2010 were $30,727, and $6,380, respectively.   Wilder has few significant assets or financial resources.  Net income (loss) was $(3,545) and $(7,388) for the years ended December 31, 2009 and 2010, respectively. While we intend to increase our revenues and profits, there is no guarantee that we will be able to do so.

▪	We face competition which may be better known and/or better funded that Wilder.

When choosing an EDGAR filing provider, public companies may be familiar with the names of better-known providers, including those whose names are familiar because of extensive advertising. Competitors may under price us or offer peripheral services which we may not be able to offer. Although we have developed a client base in the three years since we began operations, such clients are not contractually bound to utilize our services. In the event any of our competitors solicit our clients with lower prices which, because they are larger they may be able to afford, our clients may leave us to use the services of such competitors. Further, competitors may offer peripheral services such as financial printing, which we are currently unable to offer. This may also result in the loss of clients.

▪	The SEC’s new interactive data requirements will compel us to acquire new software and to acquire new skills, without which we could lose all of our customers.

On December 17, 2008, the SEC adopted final rules integrating interactive data tagging technology into the SEC filing process.  The EDGAR system will be replaced by IDEA (Interactive Data Electronic Applications).  The new tagging system, combined with the IDEA system, will give investors faster and easier access to key financial information about public companies and mutual funds that contain financial statements of the registrant for a fiscal period that ends on or after June 15, 2011.  New exhibits in the new interactive format will be required for reports containing financial statements.  This requirement is being phased in so that by the end of 2011 all filers using GAAP, including smaller reporting companies, and foreign private issuers that prepare their financial statements in accordance with IFRS as issued by the IASB, will be using the new system.  For Wilder this means that we will have to purchase software to allow us to file financial statements using the new interactive tag format and IDEA system, and receiving training in such system.  In the event we are unable to purchase such software and/or we are unable to use the new system, we will no longer be able to prepare filings for our customers which would result in the termination of our business.  We are currently researching different companies that offer this software, and we expect to purchase such software by the end of the first quarter of 2011.

▪	We are dependent on two or three customers for the majority of our business.

▪
For the year ended December 31, 2009, two customers accounted for 100% of our revenues, and in the year ended December 31, 2010, two customers accounted for 100% of our revenues.  The loss of any of these customers would cause a large decrease in our revenues.

▪	None of our executives has any experience managing a public company.

Neither of our two executive officers, Joel Schonfeld and Keywanna Cornish-Wilder, has experience managing a public company.  This lack of experience may result in our inability to meet our financial or other goals.

▪	We may need to raise capital and cannot be certain that financing will be available.

In order for us to advertise extensively or to increase our operations, we may need to raise funds through an offering of our securities. In addition, we expect to need additional funds to comply with SEC reporting requirements.  We are not certain how much money we will need.  We cannot guarantee that we will be able to raise sufficient funds to implement our future business plans. An inability to raise needed funds could result in a loss of business and/or revenues.

▪	Purchase of penny stocks can be risky.

In the event that a public market develops for the securities of Wilder, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded.  The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock", for purposes relevant to Wilder, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Capital Market or on a national securities exchange.  For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements.  Prices for penny stocks are often not available and investors are often unable to sell such stock.

▪	We have not conducted any market research.

Wilder has neither conducted, nor have others made available to it, market research indicating that increased demand exists for the types of services it currently offers.  Even in the event increased demand exists such services, there is no assurance Wilder will attract additional clients or that it can successfully compete with new and existing providers of those same services.

▪	If we cannot afford the costs of being a reporting company, we may not remain current in our filings, and shareholders will not have easy access to our financial and other information.

We estimate that it will cost Wilder approximately $25,000 per year to comply with the reporting requirements of the Securities Exchange Act of 1934.

Given our limited financial abilities, we may not be able to absorb the costs of remaining current in our reports. Further, reporting costs may decrease our profits.

▪	We may be subject to additional payroll taxes by the Internal Revenue Service.

The S corporation distributions paid to the three initial stockholders were not made on a pro rata basis based on the share ownership of the shareholders.  Although we do not believe it to be likely, the Internal Revenue Service could try to re-characterize some portion or all of these distributions as compensation and subject us to payroll taxes. This could adversely effect our financial condition.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2:	PROPERTIES

We currently use space owned by our president, Joel Schonfeld, free of charge, at 82 Dune Road, Island Park, New York 11558.
ITEM 3:	LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal proceedings pending or threatened against us.

ITEM 4:	[REMOVED AND RESERVED]

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Common Stock

As of December 31, 2010, Wilder had 9,537,000 shares of common stock outstanding held by a total of 40 shareholders. No dividends have been declared as of December 31, 2010.   Our common stock is not yet listed on any exchange or electronic listing service.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In 2005, Wilder issued a total of 100 shares (9,500,000 shares, as adjusted for the January 2008 95,000 for 1 stock split) of common stock to its founders pursuant to Section 4(2) of the Securities Act.  There was no general solicitation or advertising, and all three founders are sophisticated investors. In January 2008, we amended our certificate of incorporation to increase the authorized capitalization from 200 to 50,000,000 common shares, $.0001 par value, and 1,000,000 shares of preferred stock, $.0001 par value, and immediately engaged in a stock split pursuant to which existing shareholders received 95,000 shares for each outstanding share of common stock.  In between July and September 2009, in reliance upon Rule 505, Wilder engaged in a private offering of its securities pursuant to which it sold shares of common stock at $0.025 per share to 37 investors for a total of $925.  There was no general solicitation or advertising, and all investors were sophisticated or accredited.  There were no more than 35 unaccredited investors.  All investors had access to the company’s books and records, and received copies of its financial statements.

There were no underwriters in any of these offerings.

ITEM 6:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the year ended December 31, 2010. The following discussion should be read in conjunction with the financial statements for the year ended December 31, 2010.

Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or out industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

As used in this annual report, the terms "we", "us", "our", and "Wilder" mean Wilder Filing Inc.. and its subsidiaries, unless otherwise indicated.

Critical Accounting Policies

In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement the Company’s accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others.

This analysis of the Company's financial condition, capital resources and operating results should be reviewed in conjunction with the accompanying Financial Statements, including the notes thereto.

Overview

Incorporated in 2004, Wilder has provided EDGAR filing services since 2004. We file any and all documents required to be filed with the Commission by registrants and/or reporting companies.

We had $6,380 and $30,727 in fees revenue for the years ended December 31, 2010 and 2009, respectively, with a net loss $7,388 for 2010   and net loss $3,545 for 2009.

Wilder has limited operating capital, and it may not be sufficient to enable us to fully continue and/or increase our business operations. Additional funding may be required to meet Wilder's goals, to expand operations and increase marketing efforts. In such case, existing shareholders may see their investments in Wilder diluted.

Wilder has filed its Federal and New York income tax returns as an S corporation since inception.  As such, the net income (loss) of the Company was includible in the income tax returns of the Company stockholders and the Company was not subject to income tax.  Accordingly, no provisions for income taxes have been recorded for the periods presented.  Effective January 1, 2011, the Company has terminated its S corporation status and will be taxable as a C corporation in 2011 and thereafter.

RESULTS OF OPERATIONS FOR WILDER FILING, INC.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Revenues

For the years ended December 31, 2010 and 2009, Wilder had revenues of $6,380 and $30,727, respectively, a decrease of $24,347 or 79%.  These revenues were derived from performing filing services on behalf of corporations which were filing documents with the Securities and Exchange Commission. The decrease in revenues was due to our clients’ decrease in filings.  In 2009, our largest client accounted for 83% of revenues of $25,437, while in 2010, this same client accounted for 66% of revenues with $4,210.

Costs and Expenses

Total costs and expenses for the years ended December 31, 2010 and 2009 were $13,768 and $34,272 respectively, a decrease of $20,504 or 60%.  Total costs and expenses decreased mainly due to a decrease in compensation to related parties.  In 2009, compensation to related parties was $31,313, while compensation to related parties in 2010 was $3,900, a decrease of $27,413.  The decrease in compensation to related parties (which represents payments to Wilder’s three directors) in 2010 resulted from the lower revenues available for distribution in 2010.

Net Income (Loss)

Net loss for the years ended December 31, 2010 and 2009 were $7,388 and $3,545, respectively.  The $3,843 increased loss was attributable primarily to the $6,909 increase in general and administrator expenses.

Liquidity and Capital Resources

Since our inception, our primary source of liquidity has come from fees revenue.    Cash decreased $1,107 from $1,520 at December 31, 2009 to $413 at December 31, 2010. The decrease was primarily due to the $7,386 net loss, offset by $204 depreciation and, a $212 decrease in accounts receivable, and a $5,000 increase in accounts payable.

Management believes that the Company will have to raise funds within the next twelve months to engage in advertising, to pay the costs of being a public company, and to comply with interactive data filing requirements.  There is no guarantee that we will be able to raise sufficient funds to allow us to comply with interactive data requirements or to cover those costs we anticipate with regard to the Commission’s reporting requirements on terms that are satisfactory to Wilder, or at all.  Our monthly expenses are minimal; our office space, phones and office supplies are donated by our officers, and our officers do not currently receive a salary.  Our expenses are limited to the cost of our software and costs related to our filings with the Commission, including our audited financial statements.  To obtain additional capital, Wilder may engage in an offering of its securities.  Wilder has not yet determined the date or terms of any such offering.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial conditions.

Contractual Commitments

None.

Off-Balance Sheet Arrangements

As of December 31, 2010 we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues of expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Party Transactions

None.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s financial statements and the accompanying notes. The amounts of assets and liabilities reported in the Company's balance sheets and the amounts of revenues and expenses reported for each fiscal period are affected by estimates and assumptions.   Actual results could differ from these estimates.

 Our key accounting estimates and policies are reviewed with the audit committee.

Subsequent Events

N/A

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wilder Filing, Inc.

I have audited the accompanying balance sheets of Wilder Filing, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilder Filing, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                          /s/ Michael T. Studer CPA P.C.
                                                                              Michael T. Studer CPA P.C.

Freeport, New York

May 6, 2011

Wilder Filing, Inc.
Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

Current assets
Cash	$413	$1,520
Accounts Receivable	2,946	2,734
Total current assets	3,359	4,254

Equipment, less accumulated depreciation of $696 and $492, respectively.	325	529

TOTAL ASSETS	$3,684	$4,783

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities
Accounts Payable and Accrued Expenses	$5,100	$100
Due to Related Party	1,289	-
Total current liabilities and total liabilities	6,389	100

Stockholders' Equity (Deficiency)
Preferred Stock, $0.001 par value;
authorized 1,000,000 shares, none issued and outstanding	-	-
Common stock, $0.0001 par value;
authorized 50,000,000 shares, issued and outstanding
9,537,000 and 9,537,000 shares, respectively	954	954
Additional Paid in Capital	2,821	2,821
Retained Earnings (deficit)	(6,480)	908
Total Stockholders' equity (deficiency)	(2,705)	4,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$3,684	$4,783

See notes to financial statements.

Wilder Filing, Inc.
Statements of Operations

	Year ended December 31, 2010	Year ended December 31, 2009

Fees revenue	$6,380	$30,727
Total revenues	6,380	30,727

Costs and expenses
Compensation to related parties	3,900	31,313
Other general and administrative	9,868	2,959
Total costs and expenses	13,768	34,272

Income before income taxes	(7,388)	(3,545)
Income taxes	-	-
Net income (loss)	$(7,388)	$(3,545)

Net income (loss) per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net income (loss) per share
Basic and Diluted	9,537,000	9,523,600

See notes to financial statements.

Wilder Filing, Inc.
Statements of Stockholders' Equity (Deficiency)

	Common Stock			Retained
	$0.0001 par value		Additional	Earnings
	Shares	Amount	Paid in Capital	(Deficit)	Total

Balance- December 31, 2008	9,500,000	$950	$1,900	$4,453	$7,303

Issuance of stock for cash	37,000	4	921	-	925
Net Income (Loss)	-	-	-	(3,545)	(3,545)
Balance- December 31, 2009	9,537,000	954	2,821	908	4,683

Net Income (Loss)	-	-	-	(7,388)	(7,388)
Balance- December 31, 2010	9,537,000	$954	$2,821	$(6,480)	$(2,705)

See notes to financial statements.

Wilder Filing, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Cash Flows from Operating Activities

Net Income (loss)	$(7,388)	$(3,545)

Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation	204	204
Changes in operating assets and liabilities:
Accounts receivable	(212)	2,122
Accounts payable	5,000	-
Net cash provided by (used for ) operating activities	(2,396)	(1,219)

Cash Flows from Investing Activities
Equipment additions	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows from Financing Activities
Advances from related party	3,389	-
Repayment of due to related party	(2,100)	-
Proceeds from sale of common stock	-	925
Net cash provided by (used for) financing activities	1,289	925

Increase (decrease) in cash	(1,107)	(294)

Cash- beginning of period	1,520	1,814

Cash- end of period	$413	$1,520

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Wilder Filing, Inc.
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Wilder Filing, Inc.  (the “Company”) was incorporated in New York on August  20, 2004. The Company provides EDGAR filing services to Securities and Exchange Commission (“SEC”) reporting companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2010, the Company had cash of $413 and a stockholders’ deficiency of $2,705. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing and new SEC reporting company customers. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Wilder Filing, Inc.
Notes to Financial Statements
For the years ended December 31, 2010 and 2009
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

(g)   Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Share-Based Payment”.

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

Wilder Filing, Inc.
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

The Company has filed its Federal and New York income tax returns as an S corporation since inception. As such, the net income (loss) of the Company is includible in the income tax returns of the Company stockholders and the Company is not subject to income tax. Accordingly, no provisions for income taxes have been recorded for the periods presented. The Company terminated its S corporation elections effective January 1, 2011 and will be taxable as a C corporation in 2011 and thereafter.

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

NOTE 3 – DUE TO RELATED PARTY

During 2010, Schonfeld & Weinstein, L.L.P. (“S & W”) advanced funds to the Company and paid certain Company invoices. S & W is a law firm controlled by the Company’s chief executive officer (also a director and 47% stockholder) and another Company director and 47% stockholder.

Wilder Filing, Inc.
Notes to Financial Statements
For the years ended December 31, 2010 and 2009
Activity for the year ended December 31, 2010 follows:

S & W payment of Company software invoice in May 2010	$2,389
S & W cash loan to Company in June 2010	500
Company repayment to S & W in September 2010	(2,100)
S & W payment of audit fee invoice in December 2010	500
Balance due to related party at December 31, 2010	$1,289

The balance due to related party is non-interest bearing and is due on demand.

NOTE 4 – STOCKHOLDERS’ EQUITY

On January 4, 2008, the Company amended its certificate of incorporation to change its authorized capital from 200 shares of common stock, no par value, to 50,000,000 shares of common stock, $0.0001 par value per share, and 1,000,000 shares of preferred stock, $0.0001 par value per share and to increase its issued and outstanding shares of common stock to 9,500,000 shares. All references to shares and per share amounts in the accompanying financial statements have been restated to retroactively reflect these transactions.

In 2009, the Company sold in private transactions a total of 37,000 shares of its common stock to a total of 37 investors at a price of $0.025 per share, or $925 total.

NOTE 5 – INCOME TAXES

The Company has filed its Federal and New York income tax returns as an S corporation since inception. As such, the net income (loss) of the Company is includible in the income tax returns of the Company stockholders and the Company has not been subject to income tax. Accordingly, no provisions for income taxes have been recorded for the periods presented.

The Company terminated its S corporation elections effective January 1, 2011 and will be taxable as a C corporation in 2011 and thereafter. Had the Company been taxed as a C corporation in 2009 and 2010, pro forma income taxes would not have been different for the periods presented.

NOTE 6- SIGNIFICANT CUSTOMERS

For the year ended December 31, 2010, two customers accounted for approximately 66% and 34%, respectively, of total revenues.

For the year ended December 31, 2009, two customers accounted for approximately 83% and 17%, respectively, of total revenues.

ITEM 9:	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 to evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

During the year ending December 31, 2010, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on their evaluation, as of December 31, 2010, management has concluded that such disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d – 15 (e) under the Securities Exchange Act of 1934, as amended) are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting refers to a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence, compliance and is subject to lapses in judgment and breakdowns resulting from improper segregation of duties and human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2010, management has concluded that all internal controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of the Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that there have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected or is reasonably likely to affect our internal control over financial reporting

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B:	OTHER INFORMATION

None

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of December 31, 2010 are set forth in the table below. Each of the directors of Wilder will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past three years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

The following are all of the officers and directors and 5% or more shareholders of Wilder:

Name	Age	Positions and Offices Held

Joel Schonfeld(1)	76	President, Chief Financial Officer and Director

Keywanna Cornish-Wilder(1)	33	Secretary and Director

Andrea I. Weinstein (1)	46	Director

Biographies

Joel Schonfeld, has served as President, Chief Financial Officer and director of Wilder since its inception. He is a co-founder of Schonfeld & Weinstein, L.L.P., a law firm located in New York City, and has been a partner of Schonfeld & Weinstein, L.L.P. since 1996.

Keywanna Cornish-Wilder, has been Secretary and a director of Wilder since its inception. From 2002 to 2005 she was a legal assistant at Schonfeld & Weinstein, L.L.P., a law firm of which Joel Schonfeld and Andrea I. Weinstein, officers and directors of Wilder, are principals. Since 2005 she has been employed as the Operations Manager at MRN & Associates, LLC in Roanoke, Virginia.

Andrea I. Weinstein, has served as a director of Wilder since its inception. Since its founding in 1996, Ms. Weinstein has been a partner at Schonfeld & Weinstein, L.L.P., a law firm in New York City.

(1) Founder of Wilder.

ITEM 11:	EXECUTIVE COMPENSATION.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Joel Schonfeld
President, CFO,	2009	0	0	0	0	0	0	11,048	11,048
Director	2010	0	0	0	0	0	0	1,300	1,300

Keywanna Cornish-
Wilder	2009	0	0	0	0	0	0	9,218	9,218
Secretary, Director	2010	0	0	0	0	0	0	1,300	1,300

(1) Represents S corporation distributions paid to two of the three initial stockholders of the Company, which is included as compensation to related parties in the accompanying statements of operations.

     In order to facilitate future quotation of our common stock, the Company terminated its S corporation elections effective January 1, 2011.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Wilder for the benefit of its employees.

Section 16(a) Beneficial Ownership Reporting Compliance

No officers, directors and/or beneficial owners of 10% or more of Wilder’s common stock who were required by Section 16(a) of the Securities Exchange Act of 1934, to file certain reports during the period covered by this annual report.

Code of Ethics

Wilder has adopted a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer.   Wilder will provide any person without charge, upon request, a copy of such code of ethics and explain the manner in which such request may be made.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to Wilder’s board of directors.

Audit Committee Financial Expert

Wilder has no separately designated standing audit committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. Wilder’s entire board serves as its audit committee.

Directors Compensation

Wilder did not compensate its directors in 2010.

Compensation Committee

Currently, Wilder does not have a compensation committee. All directors participate in deliberations concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information known to Wilder I with respect to beneficial ownership of Wilder common stock as of April 1, 2011, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

•	More than 5% of the outstanding shares of our common stock;

•	Each of our officers and directors;

•	All of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Keywanna Cornish- Wilder (2) 80 Wall Street, Suite 815 New York, New York 10005	common stock	500,000	5.24%

Joel Schonfeld (3) 82 Dune Road Island Park, NY 11558	common stock	4,500,000	47.18%

Andrea I. Weinstein (4) 80 Wall Street, Suite 815 New York, New York 10005	common stock	4,500,000	47.18%

All Executive Officers and Directors as a Group (3 Persons)		9,500,000	99.61%

(1)	Based on a total of 9,537,000 shares of common stock outstanding.

(2)	Keywanna Cornish-Wilder is Secretary and a director of Wilder.

(3)	Joel Schonfeld is President, Chief Financial Officer, and a director of Wilder. He and Andrea Weinstein are partners of the law firm Schonfeld & Weinstein, LLP.

(4)	Andrea I. Weinstein is a director of Wilder. She and Joel Schonfeld are partners in the law firm of Schonfeld & Weinstein, LLP.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, there have been no transactions or proposed transactions which have materially affected or will materially affect us in which all director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

In 2005, Wilder issued a total of 100 shares (9,500,000 shares, as adjusted for the January 2008 95,000 for 1 stock split) of common stock to its founders pursuant to Section 4(2) of the Securities Act.  There was no general solicitation or advertising, and all three founders are sophisticated investors. In January 2008, we amended our certificate of incorporation to increase the authorized capitalization from 200 to 50,000,000 common shares, $.0001 par value, and 1,000,000 shares of preferred stock, $.0001 par value, and immediately engaged in a stock split pursuant to which existing shareholders received 95,000 shares for each outstanding share of common stock.  In between July and September 2009, in reliance upon Rule 505, Wilder engaged in a private offering of its securities pursuant to which it sold shares of common stock at $0.025 per share to 37 investors for a total of $925.  There was no general solicitation or advertising, and all investors were sophisticated or accredited.  There were no more than 35 unaccredited investors.  All investors had access to the company’s books and records, and received copies of its financial statements.

We currently use the offices and telephones of Joel Schonfeld, an officer and director of Wilder, at no cost to the company.

Director Independence

None of our directors are independent.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed in the year ended December 31, 2010 for professional services rendered by Michael T. Studer CPA, P.C. for the audit /reviews of the 2010 and the audit of the 2009 financial statements approximated $5,500 and $4,000, respectively.

All services provided by independent accountants were approved by the board of directors serving as theaudit committee of Wilder. Other than income tax preparation, Michael T. Studer CPA, P.C. does not provide any non-audit services to the Company.

Audit Related Fees

In 2010 and 2009, we paid $0 and $0 respectively, for assurance and related services reasonably related to the performance of the audit.

Tax Fees

In 2010 and 2009 we paid, $0 and $0 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

In 2010 and 2009, we paid $0 and $0, respectively, for other products and services.

Audit Committee Pre-Approval Policies and Procedures

The board of directors serving as the Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent auditor employed by the company for the purpose of preparing or issuing an audit report or related work.

The Committee discusses the planning and staffing of the audit and approves in advance the engagement of the independent auditor for all audit services and non-audit services and approve the fees and other terms of any such engagement and obtains periodically from the independent auditor communications of various matters required to be discussed by various Statements on Auditing Standards, Sarbanes Oxley and other standards. The communications include a description of all relationships between the auditor and the Company that may impact auditor objectivity and independence.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (a) (3)

(a)	Exhibits required by Item 601 of Regulation S-K

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment (1)
3.3	By-Laws (1)
4.0	Specimen Stock Certificate (1)
14.0	Code of Ethics
31.1	Certification of Wilder’s Chief Executive Officer and Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934
32.1
Certification of Wilder’s Chief Executive Officer  and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference from the Form 10-12g filed with the Commission on January 15, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WILDER FILING, INC.

Dated: May 6, 2011	By:	/s/ Joel Schonfeld
Joel Schonfeld, President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Joel Schonfeld
Joel Schonfeld, President, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer
Dated:	May 6, 2011

	/s/ Keywanna Cornish-Wilder		/s/ Andrea I. Weinstein
	Keywanna Cornish-Wilder, Secretary, Director		Andrea I. Weinstein, Director
Dated:	May 6, 2011	Dated:	May 6, 2011