Form 10-Q
period 2011-03-31
Wilder Filing, Inc.
filed 2011-05-19
CIK 1480797

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  9,537,000 as of March 31, 2011.

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Wilder Filing, Inc.
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$388	$413
Accounts Receivable	3,712	2,946
TOTAL CURRENT ASSETS	4,100	3,359

Equipment, less accumulated depreciation of $747 and $696, respectively	274	325

TOTAL ASSETS	$4,374	$3,684

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Accounts Payable and Accrued Expenses	$5,242	$5,100
Due to Related Party	1,289	1,289
TOTAL LIABILITIES	6,531	6,389

Stockholders' Equity (Deficiency)
Preferred Stock, $0.0001 par value;
authorized 1,000,000 shares, none issued and outstanding	-	-
Common stock, $0.0001 par value;
authorized 50,000,000 shares, issued and outstanding
9,537,000 and 9,537,000 shares, respectively	954	954
Additional Paid in Capital	2,821	2,821
Retained Earnings (deficit)	(5,932)	(6,480)
Total Stockholders' equity (deficiency)	(2,157)	(2,705)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$4,374	$3,684

See notes to financial statements.

Wilder Filing, Inc.
Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010

Fees revenue	$766	$1,240
Total revenues	766	1,240

Costs and expenses
Compensation to related parties	-	1,500
Other general and administrative	76	76
Total Costs and Expenses	76	1,576

Income before income taxes	690	(336)
Income taxes	142	-
Net income (loss)	$548	$(336)

Net income (loss) per share
Basic and diluted	$0.00	$(0.00)
Number of common shares used to computer net income (loss) per share
Basic and diluted	9,537,000	9,537,000

See notes to financial statements.

Wilder Filing, Inc.
Statements of Stockholders' Equity (Deficiency)

	Common Stock			Retained
	$0.001 par value		Additional	Earnings
	Shares	Amount	Paid in Capital	(Deficit)	Total

Balance- December 31, 2007	9,500,000	$950	$1,900	$92	$2,942
Net Income	-	-	-	4,361	4,361
Balance- December 31, 2008	9,500,000	950	1,900	4,453	7,303

Issuance of stock for cash	37,000	4	921	-	925
Net Income (Loss)	-	-	-	(3,545)	(3,545)
Balance- December 31, 2009	9,537,000	954	2,821	908	4,683

Net Income (Loss)	-	-	-	(7,388)	(7,388)
Balance- December 31, 2010	9,537,000	954	2,821	(6,480)	(2,705)

Unaudited:
Net Income (Loss)	-	-	-	548	548
Balance- March 31, 2011	9,537,000	$954	$2,821	$(5,932)	$(2,157)

See notes to financial statements.

Wilder Filing, Inc.
Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities

Net Income (loss)	$548	$(336)
Depreciation	51	51
Change in operating assets and liabilities:
Accounts Receivable	(766)	1,388
Accounts payable	142	-
Net cash provided by (used for ) operating activities	(25)	1,103

Cash Flows from Investing Activities
Equipment additions	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-
Net cash provided by (used for) financing activities	-	-

Increase (decrease) in cash	(25)	1,103

Cash- beginning of period	413	1,520

Cash- end of period	$388	$2,623

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Wilder Filing, Inc.
Notes to Financial Statements
March 31, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Wilder Filing, Inc.  (the “Company”) was incorporated in New York on August 20, 2004. The Company provides EDGAR filing services to Securities and Exchange Commission (“SEC”) reporting companies.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010  have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2010.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2011, the Company had cash of $388 and a stockholders’ deficiency of $2,157. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing and new SEC reporting company customers. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Wilder Filing, Inc.
Notes to Financial Statements
March 31, 2011
(Unaudited)

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
March 31, 2011
(Unaudited)

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

Activity for the three months ended March 31, 2011 and for the year ended December 31, 2010 follows:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010

Balance at beginning of period	$1,289	$-

S & W payment of Company software
invoice in May 2010	-	2,389

S & W cash loan to Company in
June 2010	-	500

Company repayment to S & W in
September 2010	-	(2,100)

S & W payment of audit fee invoice
in December 2010	-	500

Balance due to related party
at the end of period	$1,289	$1,289

The balance due to related party is non-interest bearing and is due on demand.

Wilder Filing, Inc.
Notes to Financial Statements
March 31, 2011
(Unaudited)

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

NOTE 5 – INCOME TAXES

Income taxes consist of:

	Three Months Ended
	March 31,
	2011	2010

Current:
Federal	$97	$-
New York	45	-

Deferred:
Federal	-	-
New York	-	-

Total	$142	$-

A reconciliation of expected income tax at the statutory Federal income tax rate of 35% to the provision for income taxes follow:

	Three Months Ended
	March 31,
	2011	2010

Expected income tax at 35%	$241	$(118)
New York income taxes- net	30	-
Lower Federal income tax bracket	(129)	-
S corporation status in 2010	-	118

Total	$142	$-

Wilder Filing, Inc.
Notes to Financial Statements
March 31, 2011
(Unaudited)

From inception to 2010, the Company filed its Federal and New York income tax returns as an S corporation. As such, the net income (loss) of the Company was includible in the income tax returns of the Company stockholders and the Company was not subject to income tax.

The Company terminated its S corporation elections effective January 1, 2011 and will be taxable as a C corporation in 2011 and thereafter. Had the Company been taxed as a C corporation in 2010, pro forma income taxes would not have been different for the period presented.

NOTE 6- SIGNIFICANT CUSTOMERS

In the three months ended March 31, 2011, one customer accounted for 100% of total revenues.

In the three months ended March 31, 2010, one customer accounted for 100% of total revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of March 31, 2011 and our results of operations for the three months ended March 31, 2011 and 2010. The following discussion should be read in conjunction with the financial statements for such periods.

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

We had $6,380 and $30,727 in revenues for the years ended December 31, 2010 and 2009, respectively, with net loss of $7,388 in 2010 and a net loss of $3,545 in 2009. We had revenue of $766 and net income of $548 for the three months ended March 31, 2011.

Wilder has limited operating capital, and it may not be sufficient to enable us to fully continue and/or increase our business operations.  Additional funding may be required to meet Wilder’s goals to expand operations and increase marketing efforts.  In such case, existing shareholders may see their investments in Wilder diluted.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO MARCH 31, 2010.

REVENUES

Fees revenue for the three months ended March 31, 2011 were $766, a decrease of $474 or 38%, as compared to fees revenue of $1,240 for the three months ended March 31, 2010. The decrease in revenue is due to a decrease in the number of filings that our largest client required in, the first quarter of 2011.

For the three months ended March 31, 2011, one customer accounted for 100% of our total revenue.  During the same period of 2010, the same one customer accounted for 100% of our total revenues.

COST AND EXPENSES

Cost and expenses for the three months ended March 31, 2011 totaled $76, a decrease of $1,500 or 95%, as compared to cost and expenses of $1,576 for the three months ended March 31, 2010.

Compensation to Related Parties

Compensation to related parties decreased $1,500 or 100% from $1,500 for the three months ended March 31, 2010 to $ 0 for the three months ended March 31, 2011.

Other General and Administrative

Other general and administrative expenses remained constant at $76 for the first quarters of both 2011 and 2010.

NET INCOME (LOSS)

As a result of the above, for the three months ended March 31, 2011 we had a net income of $548 and for the three months ended March 31, 2010, we had a net loss of $336.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our primary source of liquidity has come from fees revenue.   For the three months ended March 31, 2011, cash decreased $25 from $413 at December 31, 2010 to $388 at March 31, 2011. The decrease was primarily due to the $548 net income, offset by $51 depreciation, $766 decrease in accounts receivable and $142 increase in accounts payable.

Management believes that the Company does not sufficient capital for ongoing operation for the next twelve months.  We expect to raise capital through a private offering of securities or loans to the company to fund our operations.

OFF BALANCE SHEET ARRANGEMENTS

Wilder has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our results of operations or financial condition.

Item 3.	QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

Item 4T.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2011.

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

There have been no material changes from the risk factors described in “Risk Factors” of our annual report on Form 10-K filed on May 9, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

During the three months ended March 31, 2011, there were no sales of unregistered equity securities.

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

READY WELDER CORPORATION

Dated: May 18, 2011	By:	/s/Joel Schonfeld
	Name:	Joel Schonfeld
	Title:	President