Form 10-Q
period 2011-06-30
Wilder Filing, Inc.
filed 2011-09-15
CIK 1480797

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Wilder Filing, Inc.
Balance Sheets

	June 30	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$438	$413
Accounts Receivable	4,116	2,946
Total Current Assets	4,554	3,359

Equipment, less accumulated depreciation of $798 and $696, respectively	223	325

Total Assets	$4,777	$3,684

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$6,525	$5,100
Due to Related Party	6,289	1,289
Total Liabilities	12,814	6,389

Stockholders' Deficiency
Preferred Stock, $0.0001 par value;
authorized 1,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.0001 par value;
authorized 50,000,000 shares, issued and outstanding 9,537,000 and
9,537,000 shares, respectively	954	954
Additional paid-in capital	2,821	2,821
Accumulated deficit	(11,812)	(6,480)
Total stockholders' deficiency	(8,037)	(2,705)

Total Liabilities and Stockholders' Deficiency	$4,777	$3,684

See notes to financial statements.

Wilder Filing, Inc.
Statements of Operations
(unaudited)

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Fees revenue	$404	$2,844	$1,170	$4,084
Total revenues	404	2,844	1,170	4,084

Costs and expenses
Compensation to Related Parties	-	2,400	-	3,900
Other general and administrative	6,426	1,801	6,502	1,877
Total costs and expenses	6,426	4,201	6,502	5,777

Loss before income taxes	(6,022)	(1,357)	(5,332)	(1,693)

Income taxes (benefit)	(142)	-	-	-

Net Loss	$(5,880)	$(1,357)	$(5,332)	$(1,693)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of Common shares used to compute net loss per share
Basic and diluted	9,537,000	9,537,000	9,537,000	9,537,000

See notes to financial statements.

Wilder Filing, Inc.
Statements of Stockholders' Equity (Deficiency)

	Common Stock			Retained
	$0.0001 par value		Additional	Earnings
	Shares	Amount	Paid in Capital	(Deficit)	Total

Balance- December 31, 2009	953,700	$954	$2,821	$908	$4,683

Net Loss	-	-	-	(7,388)	(7,388)
Balance- December 31, 2010	953,700	954	2,821	(6,480)	(2,705)

Unaudited:
Net Loss	-	-	-	(5,332)	(5,332)
Balance- June 30, 2011	953,700	$954	$2,821	$(11,812)	$(8,037)

See notes to financial statements.

Wilder Filing, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities
Net loss	$(5,332)	$(1,693)
Depreciation	102	102
Change in operating assets and liabilities:
Accounts Receivable	(1,170)	574
Accounts payable and accrued expenses	1,425	-
Net cash used in operating activities	(4,975)	(1,017)

Cash Flows from Investing Activities
Equipment additions	-	-
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Advances from related party	5,000	-
Net cash provided by financing activities	5,000	-

Increase (decrease) in cash	25	(1,017)

Cash- beginning of period	413	1,520

Cash- end of period	$438	$503

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

WILDER FILING, INC.
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Wilder Filing, Inc.  (the “Company”) was incorporated in New York on August  20, 2004. The Company provides EDGAR filing services to Securities and Exchange Commission (“SEC”) reporting companies.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010  have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

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

WILDER FILING, INC.
Notes to Financial Statements
June 30, 2011
(Unaudited)

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2011, the Company had cash of $438 and a stockholders’ deficiency of $8,037. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing and new SEC reporting company customers. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2011
(Unaudited)

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

WILDER FILING, INC.
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 3 – DUE TO RELATED PARTY

During 2010 and 2011, Schonfeld & Weinstein, L.L.P. (“S & W”) advanced funds to the Company and paid certain Company invoices. S & W is a law firm controlled by the Company’s chief executive officer (also a director and 47% stockholder) and another Company director and 47% stockholder.

Activity of due to related party follows:

S & W payment of Company software invoice in May 2010	$2,389
S & W cash loan to Company in June 2010	500
Company repayment to S & W in September 2010	(2,100)
S & W payment of audit fee invoice in December 2010	500
Balance due to related party at December 31, 2010	1,289
S & W cash loan to Company in April 2011	5,000
Balance due to related party at June 30, 2011	$6,289

The balance due to related party is non-interest bearing and is due on demand.

NOTE 4 – COMMON STOCK

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

WILDER FILING, INC.
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 5 – INCOME TAXES

Income taxes consist of:

Six Months Ended
June 30,
	2011	2010

Current:
Federal	$-	$-
New York	-	-

Deferred:
Federal	-	-
New York	-	-

Total	$-	$-

A reconciliation of expected income tax at the statutory Federal income tax rate of 35% to the provision for income taxes follows:

	Six Months Ended
	June 30,
	2011	2010

Expected income tax at 35%	$(1,866)	$(593)
Increase in valuation allowance	1,866	-
S corporation status in 2010	-	593

Total	$-	$-

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

WILDER FILING, INC.
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 6- SIGNIFICANT CUSTOMERS

In the six months ended June 30, 2011, one customer accounted for 100% of total revenues.
In the six months ended June 30, 2010, three customers accounted for 85%, 12% and 3%, respectively, of total revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition as of June 30, 2011 and our results of operations for the three and six months ended June 30, 2011 and 2010. The following discussion should be read in conjunction with the financial statements for such periods.

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

We had $6,380 and $30,727 in revenues for the years ended December 31, 2010 and 2009, respectively, with net loss of $7,388 in 2010 and a net loss of $3,545 in 2009. We had revenue of $404 and net (loss) of  $ (5,880) for the three months ended June 30, 2011.

Wilder has limited operating capital, and it may not be sufficient to enable us to fully continue and/or increase our business operations.  Additional funding may be required to meet Wilder’s goals to expand operations and increase marketing efforts.  In such case, existing shareholders may see their investments in Wilder diluted.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010.

REVENUES

Fees revenue for the three months ended June 30, 2011 were $404, a decrease of $2,440 or 86%, as compared to fees revenue of $2,844 for the three months ended June 30, 2010. The decrease in revenue is due to a decrease in the number of filings that our largest client required in the first quarter of 2011.

For the three months ended June 30, 2011, one customer accounted for 100% of our total revenue.  During the same period of 2010, the same one customer accounted for 100% of our total revenues.

COSTS AND EXPENSES

Costs and expenses for the three months ended June 30, 2011 totaled $6,426, an increase of $2,225 or 53%, as compared to costs and expenses of $4,201 for the three months ended June 30, 2010.

Compensation to Related Parties

Compensation to related parties decreased $2,400 or 100% from $2,400 for the three months ended June 30, 2010 to $ 0 for the three months ended June 30, 2011.

Other General and Administrative

Other general and administrative expenses increased from $1,801 for the first quarter of 2010, to $6,426 for the same period in 2011. The increase is due to higher audit and review fees in 2011.

NET INCOME (LOSS)

As a result of the above, for the three months ended June 30, 2011 we had a net loss of $5,880 and for the three months ended June 30, 2011 we had a net loss of $1,357.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010.

REVENUES

Fees revenue for the six months ended June 30, 2011 were $1,170, a decrease of $2,914 or 71%, as compared to fees revenue of $4,084 for the six months ended June 30, 2010. The decrease in revenue is due to a decrease in the number of filings that our largest client required in, the first six months of 2011.

For the six months ended June 30, 2011, one customer accounted for 100% of our total revenue.  During the same period of 2010, three customers accounted for 85%, 12%, and 3%, respectively of our total revenues.

COSTS AND EXPENSES

Costs and expenses for the six months ended June 30, 2011 totaled $6,502, an increase of $725 or 13%, as compared to costs and expenses of $5,777 for the six months ended June 30, 2010.

Compensation to Related Parties

Compensation to related parties decreased $3,900 or 100% from $3,900 for the six months ended June 30, 2010 to $ 0 for the six months ended June 30, 2011.  The increase is due to higher audit and review fees in 2011.

Other General and Administrative

Other general and administrative expenses increased from $1,877 for the six months ended June 30, 2010 to $6,502 for the six months ended June 30, 2011.

NET INCOME (LOSS)

As a result of the above, for the six months ended June 30, 2011 we had a net loss of $5,332, and for the six months ended June 30, 2010, we had a net loss of $1,693.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our primary source of liquidity has come from fees revenue.   At June 30, 2011 and December 31, 2010, the company has cash of $438 and $413, respectively.    Net cash used in operating activities for the six months ended June 30, 2011 was $4,975 (due primarily to the $5,332 net loss), offset by $5,000 net cash provided by financing activities (due to advances from related party).

Management believes that the Company does not have sufficient capital for ongoing operation for the next twelve months.  We expect to raise capital through a private offering of securities or loans to the company to fund our operations.

OFF BALANCE SHEET ARRANGEMENTS

Wilder has no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a significant impact on our results of operations or financial condition.

Item 3.	QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

Item 4T.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate. With the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2011.

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

During the three months ended June 30, 2011, there were no sales of unregistered equity securities.

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

WILDER FILING INC.

Dated: September 13, 2011	By:	/s/Joel Schonfeld
	Name:	Joel Schonfeld
	Title:	President