Form 10-Q/A
period 2011-06-30
Wilder Filing, Inc.
filed 2011-09-21
CIK 1480797

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes [ X  ] No [ ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:  9,537,000 as of March 31, 2011.

Explanatory Note

The purpose of this Amendment No. 1 to Wilder Filing Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on September 15, 2011 (the “Form 10-Q”), is solely to furnish indicate that the company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the SOX of 2002*

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________________________
*           These exhibits were previously included or incorporated by reference in Wilder Filing Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on September 15, 2011.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILDER FILING INC.

Dated: September 20, 2011	By:	/s/Joel Schonfeld
	Name:	Joel Schonfeld
	Title:	President