Form 10-Q/A
period 2011-09-30
Wilder Filing, Inc.
filed 2012-03-08
CIK 1480797

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

Explanatory Note

The purpose of this Amendment No. 1 to Wilder Filing Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on February 7, 2012 (the “Form 10-Q”), is solely to indicate that the company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

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
__________________________
*           These exhibits were previously included or incorporated by reference in Wilder Filing Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on February 7, 2012.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILDER FILING INC.

Dated: March 7, 2012	By:	/s/Joel Schonfeld
	Name:	Joel Schonfeld
	Title:	President